Form 10-Q
period 2002-03-31
ADERIS PHARMACEUTICALS INC
filed 2002-06-07
CIK 1164722

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                            -------------------------

                                    FORM 10-Q

                            -------------------------

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

                                       or

              [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period from _______ to _________

                        Commission file number 000-49744

                            -------------------------

                          ADERIS PHARMACEUTICALS, INC.
             (Exact name of registrant as specified in its charter)

                            -------------------------

               Delaware                               54-1749283
   (State or other jurisdiction of        (I.R.S. Employer Identification No.)
    incorporation or organization)

                                 85 Main Street
                         Hopkinton, Massachusetts 01748
          (Address of principal executive offices, including zip code)

                                 (508) 497-2300
              (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [_] No [X]

================================================================================

                          ADERIS PHARMACEUTICALS, INC.

                                TABLE OF CONTENTS

             FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

                                                                                                 Page
                                                                                                 ----
PART I.  FINANCIAL INFORMATION.................................................................    1

  Item 1.  Unaudited Consolidated Financial Statements
      Consolidated Balance Sheet as of December 31, 2001 and March 31, 2002 (unaudited)........    1
      Consolidated Statements of Operations for the three months ended March 31, 2001 and
      March 31, 2002 (unaudited)...............................................................    2
      Consolidated Statements of Cash Flows for the three months ended March 31, 2001 and
      March 31, 2002 (unaudited)...............................................................    3
      Notes to Consolidated Financial Statements (unaudited)...................................    4
  Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
      Operations...............................................................................    7
  Item 3.  Quantitative and Qualitative Disclosure About Market Risk...........................   21

PART II. OTHER INFORMATION AND SIGNATURES......................................................   22

  Item 1.  Legal Proceedings...................................................................   22
  Item 2.  Changes in Securities and Use of Proceeds...........................................   22
  Item 5.  Other Information...................................................................   22
  Item 6.  Exhibits And Reports On Form 8-K....................................................   22

                        PART I.  FINANCIAL INFORMATION

ITEM 1.  UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS:

ADERIS PHARMACEUTICALS, INC.
(A development stage company)
--------------------------------------------------------------------------------


CONSOLIDATED BALANCE SHEETS (Unaudited)

                                                               December 31,    March 31,
------------------------------------------------------------------------------------------
                                                                       2001         2002
------------------------------------------------------------------------------------------
Assets                                                                        (unaudited)
Current Assets:
   Cash and cash equivalents.................................. $ 42,820,944  $ 37,812,743
   Prepaid expenses and other current assets..................      152,497       523,902
                                                               ------------  ------------
     Total current assets.....................................   42,973,441    38,336,645
Property and Equipment, net...................................      365,058       572,098
Other Assets..................................................      123,500     1,012,000
                                                               ------------  ------------
                                                               $ 43,461,999  $ 39,920,743
                                                               ============  ============
Liabilities And Stockholders' Deficit
Current Liabilities:
   Accounts payable........................................... $    169,774  $    488,667
   Accrued expenses and other current liabilities.............    1,975,674       821,585
                                                               ------------  ------------
     Total current liabilities................................    2,145,448     1,310,252
                                                               ------------  ------------
Convertible Preferred Stock, $0.001 par value:
   Undesignated convertible preferred stock--
    Authorized--203,647 shares
    Issued and outstanding--none..............................           --            --
   Series A convertible preferred stock--
    Authorized--666,667 shares
    Issued and outstanding--666,667 shares at December 31,
     2001 and March 31, 2002..................................      480,303       480,303
   Series B convertible preferred stock--
    Authorized--1,500,000 shares
    Issued and outstanding--1,316,909 shares at
     December 31, 2001 and March 31, 2002.....................    7,844,443     7,844,443
   Series C convertible preferred stock--
    Authorized--538,776 shares
    Issued and outstanding--538,776 shares at December 31,
     2001 and March 31, 2002..................................    5,484,110     5,484,110
   Series D convertible preferred stock--
    Authorized--4,090,910 shares
    Issued and outstanding--4,076,834 shares at December
     31, 2001 and March 31, 2002..............................   42,406,576    42,406,576
Stockholders' Deficit:
 Common stock, $0.001 par value--
   Authorized--50,000,000 shares
   Issued and outstanding--2,961,478 shares and 3,798,821
    shares at December 31, 2001 and March 31, 2002,
    respectively..............................................        2,961         3,799
 Additional paid-in capital...................................   15,321,587    15,714,743
 Deferred compensation........................................   (5,636,169)   (4,746,228)
 Deficit accumulated during the development stage.............  (24,587,260)  (28,577,255)
                                                               ------------  ------------
     Total stockholders' deficit..............................  (14,898,881)  (17,604,941)
                                                               ------------  ------------
                                                               $ 43,461,999  $ 39,920,743
                                                               ============  ============

   The accompanying notes are an integral part of these consolidated financial statements.

--------------------------------------------------------------------------------
                                        1

ADERIS PHARMACEUTICALS, INC.
(A development stage company)
--------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

                                                                             For the three months    For the period from
                                                                                ended March 31,      inception (April 22,
                                                                           ------------------------   1994) to March 31,
                                                                               2001         2002             2002
--------------------------------------------------------------------------------------------------------------------------

Revenues:
   License fees and collaboration revenues(a)............................. $   536,013  $        --          $ 20,117,603
   Grant revenues.........................................................          --           --               150,000
                                                                           -----------  -----------          ------------
      Total revenues......................................................     536,013           --            20,267,603
                                                                           -----------  -----------          ------------
Costs and Expenses:
   Research and development(a)(b).........................................   1,337,431    2,010,542            26,911,535
   General and administrative(b)..........................................     534,459    1,159,598            10,715,801
   Stock-based compensation(b)............................................     365,624    1,007,849             8,519,514
   Royalty expense........................................................       5,000        5,000             2,020,400
   Write-offs of purchased technology.....................................          --           --               724,242
   In-Process research and development write-offs.........................          --           --               309,503
                                                                           -----------  -----------          ------------
      Total operating expenses............................................   2,242,514    4,182,989            49,200,995
                                                                           -----------  -----------          ------------
      Loss from operations................................................  (1,706,501)  (4,182,989)          (28,933,392)
                                                                           -----------  -----------          ------------
Other Income (Expense):
   Interest income........................................................     150,783      193,155             1,528,148
   Other income...........................................................          --         (161)               49,093
   Interest expense.......................................................          --           --              (790,882)
                                                                           -----------  -----------          ------------
      Total other income..................................................     150,783      192,994               786,359
      Loss before income taxes............................................  (1,555,718)  (3,989,995)          (28,147,033)
Provision for Income Taxes................................................          --           --               430,222
                                                                           -----------  -----------          ------------
      Net loss............................................................ $(1,555,718) $(3,989,995)         $(28,577,255)
                                                                           ===========  ===========          ============
Net loss per share
   Basic.................................................................. $     (0.57) $     (1.15)
                                                                           ===========  ===========
   Diluted................................................................ $     (0.57) $     (1.15)
                                                                           ===========  ===========
   Pro forma basic and diluted............................................              $     (0.27)
                                                                                        ===========
Weighted average shares outstanding--
   Basic..................................................................   2,743,522    3,475,111
                                                                           ===========  ===========
   Diluted................................................................   2,743,522    3,475,111
                                                                           ===========  ===========
   Pro forma basic and diluted............................................               14,783,955
                                                                                        ===========
(a)The following summarizes revenues and expenses from related parties:
   License fees and collaboration revenues................................ $        --  $        --          $  9,242,342
   Research and development expenses...................................... $        --  $        --          $  1,500,000
(b)The following summarizes the departmental allocation of the stock-based compensation charge:
   Research and development............................................... $    41,319  $   276,723          $  1,118,354
   General and administrative............................................. $   324,305  $   731,126          $  7,401,160
                                                                           -----------  -----------          ------------
      Total stock-based compensation...................................... $   365,624  $ 1,007,849          $  8,519,514
                                                                           ===========  ===========          ============

The accompanying notes are an integral part of these consolidated financial statements.

--------------------------------------------------------------------------------
                                      2

ADERIS PHARMACEUTICALS, INC.
(A development stage company)
--------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                                            For the
                                                                          period from
                                                                           inception
                                                     For the three        (April 22,
                                                     Months ended          1994) to
                                                        March 31,          March 31,
                                                   2001         2002         2002
--------------------------------------------------------------------------------------
Cash Flows from Operating Activities
 Net loss.....................................  (1,555,718)  (3,989,995) $(28,577,255)
 Adjustments to reconcile net loss to net
  cash used in operating activities--
  Noncash interest on convertible notes.......          --           --       790,239
  Write-off of purchased technology...........          --           --     1,033,746
  Depreciation and amortization...............       7,257       27,090     1,078,602
  Stock-based compensation expense
    related to options to employees and
    nonemployees..............................     365,624    1,007,849     8,519,514
  Issuance of Series B convertible
    preferred stock to vendor for
    services performed........................          --           --       100,002
  Changes in operating assets and
    liabilities--
    Prepaids and other current assets.........     (13,027)    (371,405)     (523,902)
    Other assets..............................      17,960     (888,500)   (1,012,000)
    Accounts payable..........................      40,945      318,893       488,667
    Accrued expenses and other current
     liabilities..............................   1,262,024   (1,154,089)      821,585
    Deferred revenues.........................    (536,013)          --            --
                                               -----------  -----------  ------------
      Net cash used in operating
       activities.............................    (410,948)  (5,050,157)  (17,280,802)
                                               -----------  -----------  ------------
Cash Flows from Investing Activities
 Purchases of property and equipment..........     (74,814)    (234,130)     (711,684)
 Purchase of Whitby Research, net of cash
  acquired....................................          --           --      (500,000)
 Purchase of Renalogics, Inc., net of
  cash acquired...............................          --           --      (311,416)
                                               -----------  -----------  ------------
      Net cash used in investing
       activities.............................     (74,814)    (234,130)   (1,523,100)
                                               -----------  -----------  ------------
Cash Flows from Financing Activities
 Net proceeds from issuance of Series A
  convertible preferred stock.................          --           --       480,303
 Net proceeds from issuance of Series B
  convertible preferred stock.................          --           --     2,526,486
 Net proceeds from issuance of Series C
  convertible preferred stock.................          --           --     5,484,110
 Net proceeds from issuance of Series D
  convertible preferred stock.................  28,743,847           --    43,645,277
 Proceeds from notes payable to
  stockholders................................          --           --     4,100,000
 Proceeds from issuance of common stock.......          --           --        14,083
 Proceeds from exercise of common stock
  options.....................................          --      276,086       366,386
                                               -----------  -----------  ------------
      Net cash provided by financing
       activities.............................  28,743,847      276,086    56,616,645
                                               -----------  -----------  ------------
Net Increase (Decrease) in Cash and Cash
 Equivalents..................................  28,258,085   (5,008,201)   37,812,743
Cash and Cash Equivalents, beginning of
 period.......................................   4,118,162   42,820,944            --
                                               -----------  -----------  ------------
Cash and Cash Equivalents, end of period......  32,376,247   37,812,743  $ 37,812,743
                                               ===========  ===========  ============
Supplemental Cash Flow Information
 Cash paid for income taxes................... $        --  $        --  $    354,222
                                               ===========  ===========  ============
Supplemental Disclosure of Noncash
 Investing and Financing Activities
 Issuance of Series B convertible
  preferred stock and common stock upon
  conversion of notes payable................. $        --  $        --  $  4,890,239
                                               ===========  ===========  ============
Net Cash Paid for the Acquisitions
 Fair value of assets......................... $        --  $        --  $  1,987,610
 Fair value of common stock issued............          --           --    (1,161,346)
                                               -----------  -----------  ------------
 Cash paid....................................          --           --       826,264
 Less--cash acquired..........................          --           --       (14,848)
                                               -----------  -----------  ------------
  Net cash paid for the acquisitions.......... $        --  $        --  $    811,416
                                               ===========  ===========  ============

The accompanying notes are an integral part of these consolidated financial statements.

--------------------------------------------------------------------------------
                                      3

Aderis Pharmaceuticals, Inc.
(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Interim Consolidated Financial Statements

     The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for reporting on Form 10-Q. Accordingly, certain information and footnote disclosure required for complete financial statements are not included herein. It is recommended that these financial statements be read in conjunction with the consolidated financial statements and related notes of Aderis Pharmaceuticals, Inc. (the "Company") for the year ended December 31, 2001 as reported in the Company's S-1 (Registration No. 333-76612) filed with the SEC. In the opinion of management, all adjustments (consisting of normal, recurring adjustments) considered necessary for a fair presentation of financial position, results of operations and cash flows at the dates and for the periods presented have been included. The consolidated balance sheet presented as of December 31, 2001 has been derived from the consolidated financial statements that have been audited by the Company's independent public accountants. The results of operations for the period ended March 31, 2002 may not be indicative of the results that may be expected for the year ending December 31, 2002, or for any other future period.

     Principles of consolidation

     The accompanying consolidated financial statements include the Company and its wholly-owned subsidiary, Renalogics, Inc. Intercompany balances are eliminated in consolidation.

     Use of estimates

     The preparation of the Company's consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts and disclosure of certain assets and liabilities at the balance sheet date. Such estimates include the recording of revenue and expenses, the carrying value of property and equipment and intangible assets and the value of certain liabilities. Actual results may differ from such estimates.

     Revenue recognition

     Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition," was issued in December 1999. SAB No. 101 requires companies to recognize certain up-front nonrefundable fees and milestone payments over the life of the related alliances when such fees are received in conjunction with alliances that have multiple elements. The Company has adopted SAB No. 101 for all periods presented.

     The Company has entered into agreements with pharmaceutical companies under which it licenses product rights to certain compounds, earns milestone payments (based on the pharmaceutical company achieving certain milestones in the development of the compound), consulting fees and research and development cost reimbursements. Under these arrangements, the Company has fulfilled all of its contractual development obligations as of March 31, 2002 and any additional development work requested to be performed by the pharmaceutical company will be charged for at a rate at which the Company would separately charge for these development services. The Company is also involved on committees with these pharmaceutical companies monitoring the development of these compounds. As a result of this, the Company is recognizing the total expected fees under these contracts, exclusive of royalties (as the receipt of royalties do not occur until the successful development and sale of a product which is a separate discrete earnings event), as revenue on a straight-line basis over the estimated development period of the compound to the extent such amount is not greater than cash received.

Aderis Pharmaceuticals, Inc.
(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

     The pharmaceutical company has the right to cancel these agreements at any time and all payments received are nonrefundable; therefore, no revenue is recognized ahead of cash received. Deferred revenue consists of payments received in advance of revenue-recognized under these agreements.

     Cash and cash equivalents

     Cash equivalents consist of short-term, highly liquid investments with maturities of 90 days or less when acquired. Cash equivalents, which consisted primarily of money market accounts, are stated at cost, which approximate market value.

     Research and development expenses

     Research and development costs are charged to operations as incurred.

     Basic and diluted income (loss) per common share

     The Company applies SFAS No. 128, "Earnings per Share," which establishes standards for computing and presenting earnings per share. Basic net income
(loss) per share excludes potential dilution and is computed by dividing net income (loss) by the weighted average number of unrestricted common shares outstanding for the period. Diluted net income per share is computed by dividing net income by the diluted weighted average number of common and common-equivalent shares outstanding during the period.

     For the three months ended March 31, 2001 and 2002, 1,644,870 and 2,163,681 shares, respectively, of options and warrants were excluded from the computation of diluted net loss per share, as their effort would be anti-dilutive. In addition, 8,676,237 and 10,941,993 shares of convertible preferred stock as converted have been excluded from the calculation of diluted net loss per share for the three months ended March 31, 2001 and 2002, respectively, as their effect would be anti-dilutive.

     Pro forma net loss per share has been computed as described above and also gives effect to the conversion of convertible preferred stock that will convert upon the completion of the Company's proposed initial public offering (using the if-converted method) from the original date of issuance. Upon consummation of the proposed initial public offering, all of the convertible preferred stock outstanding as March 31, 2002 will be converted into an aggregate of 10,941,993 shares of common stock. In addition, the Company will also issue 366,851 shares of common stock to the previous shareholders of Renalogics. These shares have been included in the calculation of pro forma earnings per share.

     Comprehensive income (loss)

     SFAS No. 130, "Reporting Comprehensive Income," requires disclosure of all components of comprehensive income (loss) on an annual and interim basis. Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances involving nonowner sources. The Company does not have any items of comprehensive loss other than its reported net loss.

     Disclosures about segments of an enterprise

     SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," establishes standards for reporting information regarding operating segments and establishes standards for related disclosure about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions

Aderis Pharmaceuticals, Inc.
(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

regarding resource allocation and assessing performance. To date, the Company has viewed its operations and manages its business as one operating segment.

     As of March 31, 2002, all of the Company's assets are located in the United States.

     All of the Company's revenue for the three months ended March 31, 2002 was derived from customers located in the United States.

     Recently issued accounting pronouncements

     In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method of accounting. SFAS No. 142 discusses how intangible assets that are acquired should be accounted for in financial statements upon their acquisition and also how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. Beginning on January 1, 2002, with the adoption of SFAS No. 142, goodwill and certain purchased intangibles existing on June 30, 2001 will no longer be subject to amortization over their estimated useful lives. Rather, the goodwill and certain purchased intangibles will be subject to an annual assessment for impairment based on fair value. The provisions of SFAS No. 142 are required to be adopted starting with fiscal years beginning after December 15, 2001. The adoption of these statements did not have a material impact on the Company's financial position or results of operations.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supersedes SFAS No. 121. SFAS No. 144 further refines the requirements of SFAS No. 121 that companies (i) recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable based on its undiscounted future cash flows and (ii) measure an impairment loss as the difference between the carrying amount and fair value of the asset. In addition, SFAS No. 144 provides guidance on accounting and disclosure issues surrounding long-lived assets to be disposed of by sale. The adoption of this statement did not have a material impact on the Company's financial position or results of operations. The provisions of SFAS No. 144 are required to be adopted starting with fiscal years beginning after December 15, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     You should read the following discussion of the financial condition and results of our operations in conjunction with the financial statements and the notes to those statements included elsewhere in this Quarterly Report. The discussion in this Quarterly Report contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. The cautionary statements made in this Quarterly Report should be read as applying to all related forward-looking statements wherever they appear in this Quarterly Report. Our actual results could differ materially from those discussed here. Factors that could cause or contribute to these differences include those discussed in "Risks Related to our Business," as well as those discussed elsewhere in this Quarterly Report. See "Risks Related to our Business" and "Cautionary Note Regarding Forward-Looking Statements" herein.

OVERVIEW AND CRITICAL ACCOUNTING POLICIES

     We were formed in 1994 to develop small molecule drugs that act selectively on subtypes of dopamine and adenosine receptors. We began operations by acquiring the pharmaceutical research programs of Whitby Research, Inc., a wholly owned subsidiary of Ethyl Corp. In 1999, we acquired Renalogics, Inc., a development stage company that had funded two early stage research programs at Emory University.

     To date, our revenues have consisted primarily of license fees, milestone payments and other fees pursuant to product license and development agreements between us and our corporate collaborators. Staff Accounting Bulletin (SAB) No. 101, issued in December 1999, requires companies to recognize certain up-front nonrefundable fees and milestone payments over the life of the related contract alliance when such fees are received in conjunction with alliances that have multiple elements. We have entered into development agreements for three of our drug candidates under which we license product rights to certain of our compounds, for which we earn up-front license fees and on-going milestone payments as our collaborators reach certain development milestones specified in the contracts. Payments under these agreements are non-refundable. Each contract calls for us to participate on an on-going basis in joint management committees and potentially provide fee-based development assistance to our collaborators. As a result of this on-going involvement on our part, we recognize total fixed or determined contract revenues on a straight-line basis over the development period set forth in the contract adjusted from time to time for any delays in development or clinical trials of the compound. Most of our contracts can be canceled by our collaborators at any time, allowing our collaborators to avoid the payment of future fees. Therefore, we do not recognize revenues ahead of actual cash received. Any royalty payments to us provided for in our contracts are recognized in the period in which they are earned. Deferred revenues consist of payments received in advance of revenues recognized under these agreements. Revenues have varied and will likely vary in the future from period to period due principally to the timing of milestone payments and the progress towards attainment of development milestones by our collaborators.

     Research and development expenses primarily consist of salaries and related expenses for personnel and consulting services. Other research and development expenses include fees paid to outside service providers for materials manufacturing and clinical trial design and management, fees paid to consultants, the costs of laboratory supplies and materials, amortization of purchased technology and allocations of other corporate costs. We charge all research and development expenses to operations as they are incurred. Our research and development activities are focused on pre-clinical testing and clinical development of small molecule drugs to treat central nervous system, cardiovascular and renal system disorders. Our activities include but are not limited to:

     . laboratory testing of a variety of molecules to determine their potential utility in humans in treating the target disorders;

     . pre-clinical testing of the molecules to assess their pharmacologic activity and toxicity potential; and

     . a series of clinical testing in healthy volunteers and patients to determine the safety and efficacy of the drug candidates.

     We are not directly compensated for our research and development activities. We fund the costs of early development of our product candidates and assess on an on-going basis:

     .    their medical and commercial potential;

     .    the medical and clinical risks of continued development; and

     . the feasibility and advisability of entering into a collaboration agreement for continued development and commercialization of our drug candidates.

     Clinical development timelines, likelihood of success and total costs can and do vary widely based in part on the targeted indication, whether therapy is required to be acute or chronic and the inherent unpredictability of attracting subjects to participate in the required clinical trials. We anticipate that we will make on-going determinations as to which research and development projects to pursue and how much funding to direct to each project on an on-going basis in response to the scientific and clinical success of each product candidate.

     Selling and general and administrative expenses primarily consist of salaries and related expenses for personnel in business development, administration, finance, accounting and human resources. Other costs include facility costs and professional fees for legal and accounting services.

     Royalty expense consists of charges related to our in-licensing of the compounds and related technologies for our product candidates. These charges are typically incurred under our various agreements for purchased and in-licensed technology when we receive payments from our product candidates which incorporate technology covered under such agreements. These charges are computed as a percentage of the license fees, milestone payments and on-going royalties, if any, received by us related to our product candidates. The amounts and term of these obligations vary by product candidate.

     We have granted stock options to employees and non-employees at prices, which for financial reporting purposes, are deemed below fair market value on the dates of grant. As a result, we have recorded deferred compensation expense, which represents, in the case of employees, the difference between the option exercise price and the deemed fair value of our common stock. In the case of non-employees, deferred compensation represents the fair market value of the options granted, computed using the Black-Scholes option-pricing model.

RESULTS OF OPERATIONS

     Three months ended March 31, 2002 and 2001

     Revenue

     Revenue for the three months ended March 31, 2002 decreased $0.5 million to $0.0 million from $0.5 million for the three months ended March 31, 2001. The decrease is due to no milestone payments being earned or received from our collaborators during the period ended March 31, 2002.

     Research and development expenses

     Research and development expenses for the three months ended March 31, 2002 increased $0.7 million to $2.0 million from $1.3 million for the three months ended March 31, 2001. The increase is primarily composed of $1.0 million of increased spending related to acceleration of toxicology testing and manufacturing of sustained release dosage forms of our product candidate, DTI-0009 for atrial fibrillation and $0.1 million in costs related to additional staff. These increases are offset by reductions in clinical trial expenses of $0.5 million resulting from the discontinuance in 2001 of testing efforts related to DTI-0026, a drug candidate for treating kidney disease that showed poor clinical results and from the completion in 2001 of Phase I clinical testing of DTI-0017 and its current reformulation. During the three months ended March 31, 2002, we estimate that we spent 78% of our total research and development expenses on our DTI-0009 program for atrial fibrillation compared to 42% for the three months ended March 31, 2001. This increase is due primarily to acceleration of the development program for the oral dosage form of this drug candidate. During the three months ended March 31, 2002, we estimate that we spent 2% of our total research and development expenses on our DTI-0026 program for treating kidney disease and 2% on our DTI-0017 programs for congestive heart failure compared to 22% for each of these programs for the three months ended March 31, 2001. The decrease is due to the discontinuance in 2001 of the DTI-0026 program and reduced spending on clinical testing of DTI-0017 in 2002. During the three months ended March 31, 2002, we estimate that we spent 18% of our total research and development expenses on other early stage research efforts compared to 14% for the three months ended March 31, 2001. Allocations of expenses to each development program are based on actual outsourced costs for each program and an allocation of internal salaries and support costs based on the estimate of time spent on each program. We expect research and development expenses to continue to increase in the future as more of our drug candidates progress into clinical trials.

     General and administrative expenses

     General and administrative expenses increased approximately $0.7 million to $1.2 million for the three months ended March 31, 2002 from $0.5 million for the three months ended March 31, 2001. This increase is primarily attributable to our investment in development of the administrative infrastructure necessary to enable us to continue to expand our operations, support our accelerated development efforts and facilitate the additional reporting and regulatory requirements of a public company. The increase is primarily composed of $0.2 million of marketing and investor relations expenses, $0.2 million of consulting expenses related to development of our administrative infrastructure, additional costs of $0.1 million in company wide employee benefits and facilities related expenses of $0.1 million.

     Stock based compensation

     Stock based compensation increased approximately $0.6 million to $1.0 million for the three months ended March 31, 2002 from $0.4 million for the three months ended March 31, 2001. The increase is primarily attributable to an $0.8 million increase of stock compensation expense in connection with the current and previous grant of stock options to our officers, directors and other employees and a $0.2 million decrease related to the cashless exercise of options by a former member of management during the first quarter of 2001.

     Net interest income

     Net interest income increased approximately $42,000 to $0.2 million for the three months ended March 31, 2002 from $0.2 million for the three months ended March 31, 2001. The increase is attributable to increased cash balances resulting from the sale of Series D preferred stock during 2001.

LIQUIDITY AND CAPITAL RESOURCES

     Since our inception, we have financed our operations primarily through private placements of common stock and preferred stock, as well as payments we received under licensing agreements and loans. As of March 31, 2002 we had raised aggregate net proceeds from loans and the sale of our common stock and preferred stock of $56.6 million. In addition, through March 31, 2002, we had received $20.3 million from license fees, milestone payments and research contracts.

     Cash and cash equivalents were $37.8 million at March 31, 2002 compared to $42.8 million at December 31, 2001. The decrease in cash balances at March 31, 2002 resulted primarily from operating expenses for the three month period related to conducting clinical trials and other research and development activities and costs associated with our proposed initial public offering.

     Net cash used for operating activities was $5.1 million and $0.4 million for the three months ended March 31, 2002 and March 31, 2001, respectively. The increase from 2001 to 2002 consisted primarily of lower revenues in 2002 and increased operating expenses related to conducting clinical trials and other research, development and administrative activities and the timing of cash payments related to these activities.

     Net cash used for investing activities was $0.2 million and $0.1 million for the three months ended March 31, 2002 and March 31, 2001, respectively. The increase from 2001 to 2002 is related primarily to the purchase of certain laboratory equipment and analytical instrumentation.

     Net cash provided by financing activities was $0.3 million for the three months ended March 31, 2002 compared with cash provided for the three months ended March 31, 2001 of $28.7 million. The decrease in cash provided by financing activities is due to the proceeds realized in the three months ended March 31, 2001 from the sale of our Series D preferred stock.

     We expect to continue to incur substantial operating losses. Our future capital requirements are difficult to forecast and will depend on many factors, including:

     .    cash requirements of any potential acquisitions;

     .    scientific progress in our research and development programs;

     .    the size and complexity of these programs;

     .    the scope and results of preclinical studies and clinical trials;

     .    our ability to establish and maintain corporate partnerships;

     .    the time and costs involved in obtaining regulatory approvals;

     .    the costs involved in filing, prosecuting and enforcing patent claims;

     .    competing technological and market developments;

     .    the cost of manufacturing preclinical and clinical material; and

     .    other factors not within our control.

     Although we currently have no specifically identified material commitments for capital expenditures, we anticipate that implementing our strategy will require substantial increases in our capital expenditures and other capital commitments. Considering our current spending levels on our existing programs and a likely future increase in activity on these programs, estimates of future staff growth and related spending and the estimated capital requirements of potential in-licensing activity and future acquisitions, we believe that existing capital resources should be sufficient to fund our operations for at least the next 24 months.

     Until we can generate sufficient cash from our operations to sustain our business, which we do not expect for the foreseeable future, we expect to finance future cash needs through private and public financings, including equity financings. We cannot be certain that additional funding will be available when needed or on favorable terms. If funding is not available, we may need to delay or curtail our development and commercialization activities to a significant extent.

     We cannot estimate the completion dates and costs of our current internal research and development programs due to inherent uncertainties in outcomes of clinical trials and regulatory approvals of our product candidates. We cannot be certain that we will be able to successfully complete our research and development projects or successfully find collaboration or distribution partners for our product candidates. Our failure to complete our research and development projects could have a material adverse effect on our financial position or results of operations.

STOCK COMPENSATION

     In connection with the grant of stock options to employees, we recorded deferred compensation totaling $35,300 for the three months ended March 31, 2002 representing the difference between the exercise price and the deemed fair value of our common stock for financial reporting purposes on the date those options were granted. This amount is initially recorded as a component of stockholders' equity and is being charged against income over the vesting period of the individual options. We recorded stock compensation expense related to employee options of $0.9 million for the three months ended March 31, 2002. At March 31, 2002, we had a total of $4.7 million remaining to be amortized over the vesting periods of the stock options.

     We expect to record deferred stock compensation expense for options granted through March 31, 2002, assuming no forfeitures, as follows:

                                                         Amount
                                                      ------------
     Nine months ending December 31, 2002..........   $  2,107,000
     Twelve months ending December 31, 2003........      1,590,000
     Twelve months ending December 31, 2004........        796,000
     Twelve months ending December 31, 2005........        253,000

              CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

     This Quarterly Report contains forward-looking statements that involve risks and uncertainties. These statements relate to future events or our future financial performance. We have attempted to identify forward-looking statements by terminology including "anticipates," "believes," "can," "continue," "could," "estimates," "expects," "intends," "may," "plans," "potential," "predicts," "should" or "will" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks outlined under "Risks Related to our Business," that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels or activity, performance or achievements expressed or implied by these forward-looking statements.

     Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. Please also note that we provided a cautionary discussion of risks and uncertainties under the section entitled "Risks Related to our Business" below. The factors identified below and those set forth in our SEC filings are the factors that we think could cause our actual results to differ materially from expected results. Other factors besides those listed here could also adversely affect us. This discussion is provided as permitted by the Private Securities Litigation Reform Act of 1995.

                          RISKS RELATED TO OUR BUSINESS

We have a history of operating losses and accumulated deficit, and we may not achieve or maintain profitability in the future.

     Since we were founded in 1994, we have engaged primarily in organizational and research and development efforts. We have incurred operating losses in all but two years since our inception, and we may never achieve sustained profitability. The net loss for the fiscal years ended December 31, 2000 was $4.9 million compared to net income of $1.1 million for the fiscal year ended December 31, 1999. The net loss for the year ended December 31, 2001 was $11.1 million. The net loss for the three months ended March 31, 2002 was $4.0 million. As of March 31, 2002, we had an accumulated deficit of $28.6 million. Our losses have resulted principally from costs incurred in connection with our research and development activities and from general and administrative costs associated with our operations.

     We have not commercially launched any products to date and do not expect to do so in the near future. Our ability to generate revenue from product sales or to achieve profitability is dependent on our ability, alone or with our corporate collaborators, to successfully and timely design, develop, manufacture and commercialize our product candidates. Our revenues to date have been generated principally from license fees and milestone payments from our drug compounds. We expect that our costs will continue to exceed our revenues on an annual basis for the foreseeable future. We may never achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

Our operating results fluctuate significantly, and any failure to meet financial expectations may disappoint securities analysts or investors and result in a decline in our stock price, assuming the closing of our initial public offering, causing investor losses.

     Our operating results have fluctuated in the past and are likely to do so in the future. These fluctuations could cause our stock price to decline, assuming the closing of our initial public offering. Some of the factors that could cause our operating results to fluctuate include:

          . expiration or termination of agreements with collaborators, which may not be renewed or replaced;

          . general and industry-specific economic conditions, which may affect our collaborators' and our research and development expenditures on our out-licensed drug candidates;

          . inability of our collaborators and us to complete non-clinical and clinical studies in a timely manner that results in a failure or delay in receiving the required regulatory approvals to commercialize our drug candidates;

          . the timing and willingness of our collaborators to invest the resources necessary to commercialize our drug candidates;

          . the timing of receipts of milestone payments from our collaborators; and

          .    the timing of regulatory approvals, if any.

     If our revenues decline in a quarter, whether due to a delay in recognizing expected revenues or otherwise, our earnings will decline because many of our expenses are relatively fixed. In particular, our research and development and general and administrative expenses are not affected directly by variations in revenue.

     Due to fluctuations in our revenues and operating expenses, we believe that period-to-period comparisons of our results of operations are not a good indication of our future performance. It is possible that in some future quarter or quarters, our operating results will be below the expectations of securities analysts or investors. In that case and assuming the closing of our initial public offering, our stock price could fluctuate significantly or decline.

We are at an early stage of development and we do not have, and may never develop, any commercial drugs or other products that generate revenues.

     We are a biopharmaceutical company at an early stage of development, and we do not have any commercial products. Our drug candidates will require significant additional development, clinical trials, regulatory clearances and additional investment before they can be commercialized. Our product development efforts may not lead to commercial drugs, either because the drug candidates fail to be safe and effective in clinical trials or because we have inadequate financial or other resources to pursue our drug candidates through the clinical trial process. We do not expect to be able to market any of our existing drug candidates for a number of years, if at all. If we are unable to develop any commercial drugs, or if such development is delayed, we will be unable to generate product revenues.

The regulatory approval process is expensive, time consuming, uncertain and may prevent us from obtaining required approvals for the commercialization of some of our drug candidates.

     The research, testing, manufacturing and marketing of drug candidates are subject to extensive regulation by numerous regulatory authorities in the United States and other countries. In addition, countries other than the United States have complex and technical regulatory requirements that differ from country to country. Failure to comply with the regulatory requirements of the Food and Drug Administration, or FDA, and other applicable foreign and US regulatory requirements may subject a company to administrative or judicially imposed sanctions. These include:

          .    warning letters;

          .    civil penalties;

          .    criminal penalties;

          .    injunctions;

          .    product seizure or detention;

          .    product recalls;

          .    total or partial suspension of production; and

          . FDA refusal to approve pending new drug applications, or NDAs, or supplements to approved NDAs.

     Our drug candidates are in the early stages of development and have not received required regulatory clearance from the FDA or any other foreign or US regulatory body to be commercially marketed and sold. The regulatory clearance process typically takes many years and is extremely expensive. Despite the time and expense exerted, regulatory clearance is never guaranteed.

     The number of pre-clinical studies and clinical trials that will be required for FDA approval varies depending on the drug candidate, the disease or condition that the drug candidate is in development for and regulations applicable to any particular drug candidate.

     The FDA can delay, limit or deny approval of a drug for many reasons, including:

          .    a drug candidate may not be safe or effective;

          . FDA officials may interpret data from pre-clinical testing and clinical trials in different ways than we interpret it;

          . the FDA might not approve our manufacturing processes or facilities, or the processes or facilities of our collaborators; or

          . the FDA may change its approval policies or adopt new regulations.

     Even if we receive FDA and other regulatory approvals, our drug candidates may later exhibit adverse effects that limit or prevent their widespread use or that force us to withdraw products derived from those drug candidates from the market. If we fail to obtain regulatory clearance for our current or future drug candidates, we will be unable to market and sell any products and therefore may never be able to generate product revenues or be profitable.

If we receive regulatory approval, we will also be subject to ongoing FDA obligations and continued regulatory review, such as continued safety reporting requirements, and we may also be subject to additional FDA post-marketing obligations.

     Any regulatory approvals that we receive for our drug candidates may also be subject to limitations on the indicated uses for which the drug candidate may be marketed or contain requirements for potentially costly post-marketing follow-up studies. In addition, we or our third-party manufacturers will be required to adhere to federal regulations setting forth current good manufacturing practices, known as cGMP. The regulations require that our drug candidates are manufactured and our records maintained in a prescribed manner with respect to manufacturing, testing and quality control activities. Furthermore, we or our third party manufacturers must pass a pre-approval inspection of manufacturing facilities by the FDA and foreign authorities before obtaining marketing approval, and will be subject to periodic inspection by the FDA and corresponding foreign regulatory authorities under reciprocal agreements with the FDA. Such inspections may result in compliance issues that could prevent or delay marketing approval, or require the expenditure of money or other resources to correct.

We are dependent on the successful outcome of the clinical trials for our most advanced drug candidates, Rotigotine-CDS, MRE-470 and DTI-0009.

     Our business prospects will depend on our ability and the ability of our collaborators to complete patient enrollment in clinical trials, to obtain satisfactory results, to obtain required regulatory approvals and to successfully commercialize Rotigotine-CDS, MRE-470 and DTI-0009. Many factors affect patient enrollment, including the size of the patient population, the proximity of patients to clinical sites and the eligibility criteria for the trial. Delays in patient enrollment in the trials may result in increased costs, program delays, or both, which could slow down our product development and approval process. If clinical trials for these drug candidates are not completed or conducted as planned, or if either or both of these drug candidates do not prove to be safe and effective or do not receive required regulatory approvals, the commercialization of these drug candidates would be delayed or prevented and, accordingly, our ability to generate revenue and achieve profitability would be materially harmed which would likely cause a sharp drop in our stock price, assuming the closing of our initial public offering.

Our pre-clinical and initial clinical testing results may not be predictive of future trial results. If subsequent trial results are negative, we may be forced to stop developing drug candidates important to our future.

     The results of pre-clinical studies and initial clinical trials of our drug candidates do not necessarily predict the results of later-stage clinical trials. Drug candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through initial clinical testing. The data collected from clinical trials of our drug candidates may not be sufficient to support FDA or other regulatory approval.

     Administering any drug candidates we develop to humans may produce undesirable side effects. These side effects could interrupt, delay or halt clinical trials of our drug candidates and could result in the FDA or other regulatory authorities denying approval of our drug candidates for any or all targeted indications. For example, in our first Phase I clinical trial for DTI-0017, one of the patients in the trial experienced a seizure. This patient has filed a complaint against us seeking monetary relief. We are in the process of evaluating any possible role of DTI-0017 in this adverse event. See Part II,
Item 1 "Legal Proceedings." The FDA, other regulatory authorities or we may suspend or terminate clinical trials at any time. None of our drug candidates may be safe for human use.

If we fail to maintain our existing collaborative relationships, or if our collaborators do not devote adequate resources to the development and commercialization of our licensed drug candidates, we may not be able to achieve profitability.

     We have granted exclusive development, commercialization and marketing rights to Schwarz Pharma for the development of Rotigotine-CDS, to King for MRE-470 and to Fujisawa Healthcare for the intravenous formulation of DTI-0009 in the United States and Canada. These collaborators are responsible for most, and in some cases all, aspects of these programs, including conducting research and development, clinical trials, the regulatory approval process and commercialization. Other than attendance at periodic joint steering committee meetings, we have no ongoing obligations under our collaborative arrangements. See "Business--Corporate Collaborations" in our registration statement on Form S-1 (Registration No. 333-76612) for details on these collaborations.

     We have limited control over the amount and timing of resources that our collaborators dedicate to the development of our licensed drug candidates. Our ability to generate royalties from our collaborators depends on our collaborators' abilities to establish the safety and efficacy of our drug candidates, obtain regulatory approvals and achieve market acceptance of products developed from our drug candidates. If Schwarz Pharma, King or Fujisawa Healthcare do not perform under our collaborative agreements, our potential for revenue from the related drug candidates will be dramatically reduced. Schwarz Pharma, King and Fujisawa Healthcare may terminate our collaborative agreements on short notice and at their sole discretion.

     Collaborative agreements generally pose the following risks:

          . collaborators may not pursue further development and commercialization of compounds resulting from collaborations or may elect not to continue or renew research and development programs;

          . collaborators may delay clinical trials, underfund a clinical trial program, stop a clinical trial or abandon a drug candidate, repeat or conduct new clinical trials or require a new formulation of a drug candidate for clinical testing;

          . collaborators could independently develop, or develop with third parties, products that could compete with our future products;

          . the terms of our agreements with our current or future collaborators may not be favorable to us;

          . a collaborator with marketing and distribution rights to one or more products may not commit enough resources to the marketing and distribution of products developed from our drug candidates, limiting our potential revenues from the commercialization of a product;

          . disputes may arise delaying or terminating the research, development or commercialization of our drug candidates, or result in significant litigation or arbitration; and

          . collaborations may be terminated and, if terminated, we would experience increased capital requirements if we elected to pursue further development of the drug candidate.

     In addition, there have been a significant number of recent business combinations among large pharmaceutical companies that have resulted in a reduced number of potential future collaborators. If business combinations involving our collaborators were to occur, the effect could be to diminish, terminate or cause delays in one or more of our product development programs.

If we do not find additional collaborators for our drug candidates, we may have to reduce or delay our rate of product development and/or increase our expenditures.

     Our strategy for developing, manufacturing and commercializing our drug candidates includes entering into various relationships with pharmaceutical companies to advance our programs and reduce our expenditures on each program. We may not be able to negotiate additional collaborations on acceptable terms, if at all. If we are not able to establish additional collaborative arrangements, we may have to reduce or delay further development of some of our programs and/or increase our expenditures and undertake the development activities at our own expense. If we elect to increase our capital expenditures to fund development programs on our own, we will need to obtain additional capital, which may not be available on acceptable terms or at all.

If physicians and patients do not accept our products, we may be unable to generate significant revenue, if any.

     Even if our products obtain regulatory approval, our products, if any, may not gain market acceptance among physicians, patients and the medical community which would limit our ability to generate revenue and would adversely affect our results of operations. The degree of market acceptance of any product depends on a number of factors, including:

          .    demonstration of clinical efficacy and safety;

          .    cost effectiveness;

          .    convenience and ease of administration;

          .    potential advantages over alternative treatment methods; and

          .    marketing and distribution support.

     Physicians will not recommend our products until clinical data or other factors demonstrate the safety and efficacy of our products as compared to other treatments. In practice, competitors may be more effective in marketing their drugs. Even if the clinical safety and efficacy of products developed from our drug candidates is established, physicians may elect not to recommend these products for a variety of factors, including the reimbursement policies of government and third party payors.

The reimbursement status of newly approved healthcare drugs is uncertain and failure to obtain adequate reimbursement could limit our ability to market any products we may develop and decrease our ability to generate revenue.

     There is significant uncertainty related to the reimbursement of newly approved pharmaceutical products. Our ability and the ability of our collaborators to commercialize products developed from our drug candidates in both domestic and foreign markets will depend in part on the reimbursements, if any, obtained from third-party payors such as government health administration authorities, private health insurers, managed care programs and other organizations. Third-party payors are increasingly attempting to contain healthcare costs by limiting both coverage and the level of reimbursement of new pharmaceutical products. Cost control initiatives could decrease the price that we, or our collaborators, would receive for products developed from our drug candidates and affect our ability to commercialize any products we may develop. If third parties fail to provide reimbursement for any drugs, consumers and doctors may not choose to use products developed from our drug candidates, and we may not realize an acceptable return on our investment in product development.

We may be unable to raise additional capital or generate the significant revenues necessary to expand our operations and invest in new products.

     It might be necessary for us to raise additional capital over the next few years to continue our research and development efforts and to commercialize our products. We believe that the projected revenues from collaborations should be sufficient to fund our anticipated levels of operations for the next 24 months. However, our business or operations may change in a manner that would consume available resources more rapidly than anticipated. We may not continue to receive payments under existing collaborative arrangements and existing or potential future collaborations may not be adequate to fund our operations. We may need additional funds sooner than planned to meet operational needs and capital requirements for product development and commercialization. Additional funds may not be available when needed or on terms acceptable to us. If adequate funds are not available, we may have to reduce substantially or eliminate expenditures for the development and production of certain of our proposed products or obtain funds through arrangements with our corporate collaborators that require us to relinquish rights to certain of our technologies or products. Either of these alternatives could have a material adverse effect on our business, operating results, financial condition and future growth prospects.

Our competitors may develop and market drugs that are less expensive, more effective, or safer, which may diminish or eliminate the commercial success of any products we may commercialize.

     The biopharmaceutical market is highly competitive. We are aware of other companies that are developing products that may be competitive to ours. We anticipate that we will face increased competition in the future as new companies enter the market and advanced technologies emerge. Our competitors may:

          .    adapt more quickly to new technologies and scientific advances;

          . initiate or withstand substantial price competition more successfully than we can;

          . have greater success in recruiting skilled scientific workers from the limited pool of available talent;

          . more effectively negotiate third-party licensing and collaboration arrangements; and

          . take advantage of acquisition or other opportunities more readily than we can.

     Almost all of the larger biopharmaceutical companies have developed, or are attempting to develop, products that will compete with products that may be developed from our drug candidates.

     It is possible that our competitors will develop and market products that are less expensive and more effective than our future products or that will render our products obsolete. It is also possible that our competitors will commercialize competing products before any products developed from our drug candidates are marketed. We expect that the competition from other biopharmaceutical companies, pharmaceutical companies, universities and public and private research institutions will increase. Many of our competitors have substantially greater financial, technical, research and other resources than we do. We may not have the financial resources, technical expertise or marketing, distribution or support capabilities to compete successfully. See "Business--Competition" in our registration statement on Form S-1 (Registration No. 333-76612) for additional information on our competitive environment.

If we are unable to effectively protect our intellectual property, third parties may use our technology, which could impair our ability to compete in our markets.

     Our continued success will depend significantly on our ability to obtain and maintain meaningful patent protection for our drug candidates throughout the world. We rely on patents to protect a significant part of our intellectual property and to enhance our competitive position. However, our presently pending and future patent applications may not issue as patents, and any patent issued to us may be challenged, invalidated, held unenforceable or circumvented. Furthermore, the claims in patents which have been issued to us, or which may be issued to us in the future, may not be sufficiently broad to prevent third parties from producing competing products. In addition, the laws of various foreign countries in which we compete may not protect our intellectual property to the same extent as do the laws of the United States. If we fail to obtain adequate patent protection for our proprietary technology, our competitors may produce competing products based on our technology, which would substantially impair our ability to compete.

     In addition to patent protection, we also rely on protection of trade secrets, know-how and confidential and proprietary information. To maintain the confidentiality of trade secrets and proprietary information, we generally seek to enter into confidentiality agreements with our employees, consultants and collaborators upon the commencement of a relationship with us. However, we may not obtain these agreements in all circumstances. In the event of unauthorized use or disclosure of our trade secrets or proprietary information, these agreements, even if obtained, may not provide meaningful protection for our trade secrets or other confidential information. In addition, adequate remedies may not exist in the event of unauthorized use or disclosure of this information. The loss or exposure of our trade secrets and other proprietary information would impair our competitive advantages and could have a material adverse effect on our operating results, financial condition and future growth prospects. Furthermore, others may have developed, or may develop in the future, substantially similar or superior know-how and technology.

We may be involved in lawsuits to protect or enforce our patents which could be expensive and time consuming.

     In order to protect or enforce our patent rights, we may initiate patent litigation against third parties or we may be similarly sued by others. We may also become subject to interference proceedings conducted in the patent and trademark offices of various countries to determine the priority of inventions. The defense and prosecution, if necessary, of intellectual property suits, interference proceedings and related legal and administrative proceedings is costly and diverts our technical and management personnel from their normal responsibilities. We may not prevail in any of these suits. An adverse determination of any litigation or defense proceedings could put our patents at risk of being invalidated or interpreted narrowly and could put our patent applications at risk of not being issued.

     Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. In addition, during the course of this kind of litigation, there could be public announcements of the results of hearings, motions or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the trading price of our common stock, assuming the closing of our initial public offering.

Our success depends on our ability to operate without infringing or misappropriating the proprietary rights of others.

     Our success depends on avoiding the infringement of other parties' patents and proprietary rights as well as avoiding the breach of any licenses relating to our technologies and products. Given that there may be patents of which we are unaware, particularly in the United States where patent applications are confidential, avoiding patent infringement may be difficult. Various third parties hold patents which may relate to our technology, and we may be found to infringe these or other patents or proprietary rights of third parties, either with products we are currently developing or with new products which we may develop in the future. If a third party holding rights under a patent successfully asserts an infringement claim with respect to any of our current or future products or drug candidates, we may be prevented from manufacturing or marketing our infringing product in the country or countries covered by the patent we infringe, unless we can obtain a license from the patent holder. We may not be able to obtain the license on commercially reasonable terms, if at all, especially if the patent holder is a competitor. In addition, even if we can obtain the license, it may be non-exclusive, which will permit others to use the same technology licensed to us. We also may be required to pay substantial damages to the patent holder in the event of an infringement. Under some circumstances in the United States, these damages could be triple the actual damages the patent holder incurs. If we have supplied infringing products to third parties for marketing or licensed third parties to manufacture, use or market infringing products, we may be obligated to indemnify these third parties for any damages they may be required to pay to the patent holder and for any losses the third parties may sustain themselves as the result of lost sales or damages paid to the patent holder. Any successful infringement action brought against us may also adversely affect marketing of the infringing product in other markets not covered by the infringement action, as well as our marketing of other products based on similar technology. Furthermore, we may suffer adverse consequences from a successful infringement action against us even if the action is subsequently reversed on appeal, nullified through another action or resolved by settlement with the patent holder. The damages or other remedies awarded, if any, may be significant. As a result, any infringement action against us would likely delay the regulatory approval process, harm our competitive position, be very costly and require significant time and attention of our key management and technical personnel.

We depend on our key personnel, the loss of any of whom would impair our product development and commercialization efforts.

     Our performance is substantially dependent on the performance of our senior management and key scientific and technical personnel. We only carry key person life insurance on Peter G. Savas, our chief executive officer and president and Donald A. McAfee, our chief technical officer. The loss of the services of any member of our senior management, scientific or technical staff may significantly delay or prevent the achievement of product development and other business objectives and could have a material adverse effect on our business, operating results and financial condition. We also rely on consultants and advisors to assist us in formulating our research and development strategy. All of our consultants and advisors are either self-employed or employed by other organizations, and they may have other commitments such as consulting or advisory contracts with other organizations that may affect their ability to contribute to us. Our future success will also depend on our ability to identify, recruit and retain additional qualified scientific, technical and managerial personnel. There is currently a shortage of skilled executives and intense competition for such personnel in the areas of our activities, and we may be unable to continue to attract and retain personnel with the advanced qualifications necessary for the development of our business. The inability to attract and retain the necessary scientific, technical and managerial personnel could limit or delay our product development efforts which would adversely affect the growth of our business.

We have no manufacturing capacity and depend on third parties to manufacture our products.

     We do not currently operate manufacturing facilities for clinical or commercial production of our drug candidates under development. We have no experience in manufacturing, and we currently lack resources and the capability to manufacture any of our drug candidates on a clinical or commercial scale. As a result, we are dependent on corporate collaborators, licensees or other third parties for the manufacturing of clinical and commercial scale quantities of our drug candidates. These third parties may not be successful in manufacturing our drug candidates on a commercial scale. In addition, in the event of a natural disaster, equipment failure, power failure, strike or other difficulty, we may be unable to replace our third party manufacturers in a timely manner.

We have no marketing or sales staff, and if we are unable to enter into collaborations with marketing partners or if we are unable to develop our own sales and marketing capability, we may not be successful in commercializing our products.

     We currently have no sales, marketing or distribution capability. As a result, we will depend on collaborations with third parties which have established distribution systems and direct sales forces. To the extent that we enter into co-promotion or other licensing arrangements, our revenues will depend upon the efforts of third parties, over which we may have little or no control.

     If we are unable to reach and maintain agreement with one or more pharmaceutical companies or collaborators, we may be required to market our products directly. We may elect to establish our own specialized sales force and marketing organization to market our products to physicians. In order to do this, we would have to develop a marketing and sales force with technical expertise and with supporting distribution capability. Developing a marketing and sales force is expensive and time consuming and could delay a product launch. We may not be able to develop this capacity, which would make us unable to commercialize our products.

We may be subject to product liability claims and may not be able to obtain adequate insurance.

     Once we have commercially launched our products, we will face exposure to product liability claims. We intend to secure limited product liability insurance coverage, but may not be able to obtain such insurance on acceptable terms with adequate coverage, or at reasonable costs. There is also a risk that third parties that we have agreed to indemnify could incur liability.

     Since we conduct clinical trials on humans, we face the risk that the use of our drug candidates will result in adverse effects. These risks will exist even for products developed from our drug candidates that may be cleared for commercial sale. We cannot predict all of the possible harms or side effects that may result and, therefore, the amount of insurance coverage we currently hold may not be adequate to protect us from all liabilities. We may not have sufficient resources to pay for any liabilities resulting from a claim beyond the limit of, or excluded from, our insurance coverage.

Our research and development operations involve hazardous materials, which could subject us to significant liability.

     Our research and development activities involve the controlled use of hazardous materials, including hazardous chemicals and radioactive materials. Accordingly, we are subject to federal, state and local laws governing the use, handling and disposal of these materials. We may incur significant costs to comply with additional environmental and health and safety regulations in the future. Although we believe that our safety procedures for handling and disposing of hazardous materials comply with regulatory requirements, we cannot eliminate the risk of accidental contamination or injury from these materials. In the event of an accident or environmental discharge, we may be held liable for any resulting damages, which may exceed our financial resources.

We may encounter difficulties in managing our growth, and these difficulties could disrupt our operations.

     We expect to have significant growth in the number of our employees and the scope of our operations. Recent growth has placed a significant strain on our managerial, operational and financial resources. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, to expand our facilities and to continue to recruit and train additional qualified personnel. Due to our limited resources, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

The indictment of Arthur Andersen LLP may adversely affect Arthur Andersen LLP's ability to satisfy any claims arising from the provision of auditing services to us and may impede our access to the capital markets.

     On March 14, 2002, Arthur Andersen LLP, which audited our financial statements included in this Quarterly Report, was the subject of an indictment charging it with federal obstruction of justice arising from the government's investigation of Enron Corp. The trial relating to those charges is currently underway. The Securities and Exchange Commission, or SEC, stated that it will continue accepting financial statements audited by Arthur Andersen LLP so long as Arthur Andersen LLP is able to make specified representations to us. The SEC has also proposed rules stating that it will dispense with, in certain circumstances, the requirement to obtain the consent of Arthur Andersen LLP for the use of its audit reports with respect to financial statements in public filings with the SEC. It is possible that events arising out of the trial may adversely affect the ability of Arthur Andersen LLP to satisfy any claims arising from its provision of auditing services to us, including claims that may arise out of Arthur Andersen LLP's audit of our financial statements included in this Quarterly Report. Due to the uncertainties surrounding the outcome of the trial, and concerns that Arthur Andersen LLP's ability to continue providing auditing services and issuing audit reports to us, we plan to initiate a search to potentially replace Arthur Andersen LLP as our independent auditor.

     If for any reason, the SEC ceases accepting our financial statements that were audited by Arthur Andersen LLP, Arthur Andersen LLP is unable to provide underwriters of our securities with customary comfort letters and other assurances with respect to public offerings and private placements of our securities, or if Arthur Andersen LLP ceases, for any reason, to provide us with its consent to the inclusion of its audit reports with respect to our financial statements in our public filings with the SEC, we may be unable to access the capital markets unless another independent accounting firm is able to audit our financial statements originally audited by Arthur Andersen LLP. Any delay or inability to access the capital markets caused by these circumstances could have a material adverse effect on our business, operating results, financial condition and future growth prospects.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     As of March 31, 2002, we had cash and cash equivalents of $37.8 million consisting of cash and highly liquid investments. Our exposure to market risk relates to the increase or decrease in the amount of interest income we can earn on our investment portfolio and on the increase or decrease in the amount of any interest expense we must pay with respect to any outstanding debt instruments. As of March 31, 2002, we had no long-term debt. We do not plan to invest in derivative financial instruments.

                    PART II. OTHER INFORMATION AND SIGNATURES

ITEM 1.  LEGAL PROCEEDINGS

     We may from time to time become a party to legal proceedings arising in the ordinary course of our business. Except as disclosed below, we are not currently a party to any material pending litigation or other material legal proceedings.

     On January 18, 2002, we were served with a complaint filed by Mr. Joseph Ladd against us. The complaint was filed with the US District Court in the Eastern District of Louisiana. The complaint alleges that while the plaintiff was a participant in a clinical trial of DTI-0017, he was injured as a result of his participation in the trial. The complaint alleges that DTI-0017 caused his injuries. The plaintiff is seeking monetary damages in the amount of $1,500,000.

     On February 12, 2002, Ardais Corporation filed a complaint against us in the United States District Court for the District of Massachusetts. The complaint alleges unfair competition and trademark dilution under federal and Massachusetts state law. Specifically, Ardais Corporation claims that our use of the trademark ADERIS PHARMACEUTICALS dilutes the strength of their allegedly famous trademark ARDAIS and constitutes unfair competition under federal and state statutes. The plaintiff is seeking unspecified monetary relief and an injunction to prevent us from using the ADERIS name. On March 27, 2002, we filed an answer to the complaint denying its essential allegations.

     We intend to defend ourselves vigorously against these claims. Nevertheless, due to the uncertain nature of litigation, and because these cases are at an early stage, we cannot be sure of the extent to which we may be found liable, if at all, or if we will be enjoined from using the name ADERIS in the future.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     In January 2002, we granted an option to purchase 3,300 shares of our common stock at an exercise price of $0.67 per share, as adjusted to reflect a 1.65-for-1 stock split. This transaction was effected in reliance on Rule 701 promulgated under Section 3(b) of the Securities Act of 1933, as amended, as a transaction pursuant to compensatory benefit plans and contracts relating to compensation as provided under such Rule 701. The recipient of securities in such transaction represented the intent to acquire the securities for investment purposes only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the instruments representing such securities issued in such transaction. The recipient either received adequate information about us or had adequate access, through their employment or other relationships with us to such information. No underwriters were employed in connection with the transaction set forth in this Item 2.

ITEM 5.  OTHER INFORMATION

     In March 2002, we completed a 1.65-for-1 stock split in the form of a stock dividend.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits:

     See accompanying index to exhibits.

     (b) Reports on Form 8-K during the quarter ended March 31, 2002:

     No Reports on Form 8-K were filed during the quarter ended March 31, 2002.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              ADERIS PHARMACEUTICALS, INC.
                                                      (Registrant)


                                   By:          /s/ KENNETH L. RICE, JR.
                                        ----------------------------------------
                                                   Kenneth L. Rice, Jr.
                                        Vice President, Chief Commercial Officer
                                                      and Secretary
                                               (Principal Financial Officer)


                                   By:            /s/ JOSEPH R. VIDAL
                                        ----------------------------------------
                                                     Joseph R. Vidal
                                                Vice President - Finance
                                               (Principal Accounting Officer)

Dated: June 6, 2002

                                INDEX TO EXHIBITS

Exhibit
No.                                   Description

3.1+ Amended and Restated Certificate of Incorporation of Aderis Pharmaceuticals, Inc., as currently in effect.
3.2+      Bylaws of Aderis Pharmaceuticals, Inc., as currently in effect.
3.3+ Form of Amended and Restated Certificate of Incorporation to be effective upon the closing of our initial public offering.
3.4+ Bylaws of Aderis Pharmaceuticals, Inc., to be effective upon the closing of our initial public offering.
4.2+ Restated Investor Rights Agreement dated March 31, 1995, as amended by the First Amendment dated November 3, 1995, the Second Amendment dated June 21, 1999, the Third Amendment dated February 21, 2001 and the Fourth Amendment dated August 15, 2001.
4.3+ Warrant to Purchase Common Stock, dated July 18, 2001, granted to Gerard Klauer Mattison & Co., Inc.
10.1+ Form of Indemnification Agreement between Aderis and each of our directors and officers.
10.2+ 1995 Stock Option Plan as amended by the First Amendment dated June 7, 1999 and the Second Amendment dated August 10, 2001.
10.3+     Amended and Restated 2001 Incentive Award Plan.
10.4+* Development and License Agreement by and between Discovery Therapeutics, Inc. and Fujisawa Healthcare, Inc., dated July 29, 1999.
10.5+* Development and Commercialization Agreement by and between Medco Research, Inc. and Discovery Therapeutics, Inc., dated August 19, 1997.
10.6+* Exclusive License Agreement by and between Discovery Therapeutics, Inc. and Schwarz Pharma AG, dated August 10, 1999, as amended by Amendment No. 1 dated December 22, 1999.
10.7+* Earn Out Agreement by and between Whitby, Inc. and Discovery Therapeutics, Inc. dated April 25, 1994.
10.8+ Property Lease by and between Straley Corporation and Discovery Therapeutics, Inc. dated December 15, 2000, as amended by Lease dated November 15, 2001.
10.9+ Property Lease by and between Morton G. Thalhimer, Inc. and Discovery Therapeutics, Inc. dated February 24, 1998, as amended by the First Addendum dated January 7, 1999, the Second Addendum dated July 14, 1999, and the Third Addendum dated September 12, 2000.
10.10+ Employment Agreement by and between Peter G. Savas and Aderis Pharmaceuticals, Inc., dated January 2, 2002.
10.11+ Employment Agreement by and between Kenneth L. Rice, Jr. and Aderis Pharmaceuticals, Inc., dated January 2, 2002.
10.12+ Employment Agreement by and between William S. Wheeler and Aderis Pharmaceuticals, Inc., dated January 2, 2002.
10.13+ Patent License Agreement by and between Aderis and Can-Fite Biopharma Ltd. dated May 6, 2002.
21.1+     List of Subsidiaries of Aderis.

     + Incorporated by reference to the Company's Registration Statement on Form S-1 (Registration No. 333-76612).

     * The Securities and Exchange Commission has granted confidential treatment of certain provisions of these exhibits. Omitted material for which confidential treatment has been granted has been filed separately with the Securities and Exchange Commission.